Form 10-Q
period 2014-08-31
MAXIMA GROUP INC.
filed 2014-10-07
CIK 1596448

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 7, 2014
Common Stock: $0.001	6,150,000

3 | Page

MAXIMA GROUP INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	August 31, 2014	November 30, 2013
Current Assets
Cash and cash equivalents	$ 12,911	$ 5,055

Total Current Assets	$ 12,911	$ 5,055
Total Assets	$ 12,911	$ 5,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 891	$ 699

Total Liabilities	891	699

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,150,000 and 5,000,000 shares issued and outstanding respectively;	6,150	5,000
Additional paid in capital	21,850	-
Accumulated deficit	(15,980)	(644)
Total Stockholders’ Equity	12,020	4,356

Total Liabilities and Stockholders’ Equity	$ 12,911	$ 5,055

See accompanying notes to condensed unaudited financial statements.

4 | Page

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending August 31, 2014	Nine months ending August 31, 2014	For the period from May 24, 2013 (Inception) to August 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Bank Service Charges	250	644	-
Professional Fees	6,000	14,692	-

TOTAL OPERATING EXPENSES	6,250	15,336	-

NET LOSS FROM OPERATIONS	(6,250)	(15,336)	-

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (6,250)	$ (15,336)	$ -

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ -

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,951,978	5,342,099	-

See accompanying notes to condensed unaudited financial statements.

5 | Page

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ending August 31, 2014	For the period from May 24, 2013 (Inception) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,336)	$ -
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,336)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,000	-
Payments on loan from Director	(1,468)	-
Borrowings on loan from Director	1,660	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,192	-

NET INCREASE IN CASH	7,856	-
Cash, beginning of period	5,055	-
Cash, end of period	$ 12,911	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

MAXIMA GROUP INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Maxima  Group,  Inc.  pursuant to the rules and  regulations  of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles  generally  accepted  in the  United  States  of  America  have  been condensed  or  omitted  in  accordance  with  such  rules and  regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management,  are necessary for a fair  presentation of such financial statements.   Although  management  believes  the  disclosures  and  information presented are adequate to make the information  not misleading,  it is suggested that  these  interim  condensed  consolidated  financial  statements  be read in conjunction with Maxima's most recent audited  financial  statements.  Operating results for the  three  and nine months  ended  August 31,  2014 are not  necessarily indicative of the results that August be expected for the year ending  November 30, 2014.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it August be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – LOANS FROM DIRECTOR

As of August 31, 2014, the Company owes a director $891 for Company expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

During the nine months ended August 31, 2014, the Company issued 1,150,000 shares of common stock for cash proceeds of $23,000 at $0.02 per share.

FORWARD LOOKING STATEMENTS

7 | Page

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

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

Three and Nine Months Periods Ended August 31, 2014

Our net loss for the three and nine months periods ended August 31, 2014 were $6,250 and $15,336. During the three and nine months periods ended August 31, 2014 we did not generate any revenue.

During the three and nine months period ended August 31, 2014, our operating expenses were $6,250 and $15,336. The weighted average number of shares outstanding was 5,951,978 for the three months ending August 31, 2014 and 5,342,099 for the nine months period ending August 31, 2014.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2014

As at August 31, 2014, our total assets were $12,911 compared to $5,055 in total assets at November 30, 2013. Total assets were comprised of cash and cash equivalents only. As at August 31, 2014, our current liabilities were $891 compared to $699 at November 30, 2013. Stockholders’ equity was $ 12,020 as of August 31, 2014 compared to equity of $4,356 as of November 30, 2013.

8 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended August 31, 2014, net cash flows used in operating activities was $15,336.

Cash Flows from Investing Activities

For the nine months periods ended August 31, 2014, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months periods ended August 31, 2014, cash flows for financing activities were $23,192 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months sale of common shares.

9 | Page

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

10 | Page

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

Maxima Group Inc.
Dated: October 7, 2014	By: /s/ Germans Salihovs
Germans Salihovs, President and Chief Executive Officer and Chief Financial Officer

11 | Page