Form 10-K
period 2014-11-30
MAXIMA GROUP INC.
filed 2015-02-26
CIK 1596448

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-K

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 25, 2015
Common Stock: $0.001	6,075,000

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We were incorporated on May 24, 2013 and intend to offer workout training via our web platform. Our online workout is just like working out with a personal trainer in a gym or attending a group fitness class at a studio, but it's over live video. Our future customers will have the same interactive, personalized experience but from the comfort of their home, office, hotel room, etc.

Customers will be connected with trainer and other group members over the Maxima

Group Inc. video platform. Customers will need a laptop, webcam, internet connection and a little space.

OUR SERVICES

We will offer personal fitness training via our web cite. Our future consumers will be able to work out from the comfort of their homes with fitness,

bodybuilding, yoga, pilates and other classes. Customers will choose from 100 to

150 instructors based on the type of workout, time of day and demeanor of the trainer.

In the future we are going to offer courses with nutritionists, sports psychologists and physical therapists. Classes can be one-on-one, or users can sign up for group classes--either with people they know or total strangers. Our source of revenue from operating will be fee from customers for helping to connect them with personal fitness trainer over our Maxima Group Inc. web site platform. Our fee will be approximately 30% of total paid customer to trainer.

ADVANTAGE OF ONLINE TRAINING

The main advantages of Online Training instead of traditional training include:

      - Online training costs less than usual training, completely private and confidential,

         -Online training is available at any time of day or night,

        - Customer can spend as little as 5 minutes with your trainer during a session, or as long as several hours.

        -Considering the high cost of fuel and depending on how far customer must travel to the gym customer can save a substantial amount of money. Also not having to leave own facility also gains customers precious time.

OUR WEB SITE

Customers will be able to choose instructors personal trainer on our web site based on the type of workout, time of day and price of the class. All customers will have to sign up on our web site. Our sign-up process will be simple: Submit an email address to get an invitation. Once approved, users can create an account and start searching for the right personal trainer using a variety of filter options. Customer will pay via our web site to trainer and training begins. Our training will be similar to communication over Skype -- trainer and customers will be able see each other. Training price will depend on time and trainer, but it can range from $20 to $100 per hour.

To sell personal training via our web platform trainer must complete our short registration form. Then create a unique username, provide a valid email address and confirm reading our Terms and Conditions. All of our personal trainers will create profile with experience information.  We will require each personal trainer to have over 5 years verifiable experience as a professional trainer.

Also fluent English and work references from previous work place well be required.

MARKET OVERVIEW

Even in the midst of the economic downturn, the fitness industry has maintained steady growth, with membership rates growing consistently and profit remaining solid. Demand for gyms and health and fitness clubs will continue to rise over the next five years, as the general public becomes more health-conscious and the aging population places a greater emphasis on staying fit.

COMPETITION

The market for online fitness is highly competitive. Numerous online fitness sites will compete with us. Our competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us.

The competition in the online fitness that we will face comes from online web sites: www.fitnessglo.com, www.virtuagym.com, www.eliteonlinefitness.com.

MARKETING

We plan to focus on direct sales online as we get started. Once we build a reputation and customer base, it will be easier to attract customers. We plan to market our products mainly at North America market.

Online provides a better chance of referrals. Because we can serve just about anyone, anywhere, there's a good chance that our clients will refer us. For instance, a client may have a friend or relative in another state. The online format allows such a referral to quickly become a client.

FACEBOOK

Facebook is being used as one of the most effective marketing tools. We will be able to use it as a platform to advertise to our clients on important updates such as; schedule changes, events, workshops, yoga retreats, special discounts and their personal lives.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of November 30, 2014, no shares of our common stock have traded.

Number of Holders

As of February 19, 2015, the issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THE PERIOD FROM INCEPTION THROUGH NOVEMBER 30, 2013 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2014.

Our net loss for the fiscal year ended November 30, 2014 was $31,619 compared to a net loss of $644 during the fiscal year ended November 30, 2013. During fiscal years ended November 30, 2014 and 2013, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended November 30, 2014 compared to fiscal year ended November 30, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 5,515,260 for the fiscal year ended November 30, 2014 compared to 5,000,000 for the fiscal year ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2014 and NOVEMBER 30, 2013

As of November 30, 2014, our total assets were $320 comprised of cash of $320 and our total liabilities were $6,083 comprised of $5,153 of loans from director and $930 of accounts payable.

As of November 30, 2013, our total assets were $5,055 comprised of cash and cash equivalents of $5,055. Liabilities consisted of loans from director of $699.   Stockholders’ equity increased from $4,356 as of November 30, 2013 to $ 5,763 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2014, net cash flows used in operating activities was ($30,689) consisting of a net loss of ($31,619) and increase in accounts payable of $930. For the fiscal year ended November 30, 2013, net cash flows used in operating activities was ($644) consisting of a net loss of ($644).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2014, net cash from financing activities was $25,954 consisting of loan from a director of $4,454 and proceeds from the sale of common stock of $21,500.  For the fiscal year ended November 30, 2013, net cash from financing activities was $5,699 of which $699 consisted of loan from director and $5,000 proceeds from the sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 and November 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MAXIMA GROUP INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxima Group, Inc.

Henderson, Nevada

We have audited the accompanying balance sheets of Maxima Group, Inc.   (the  "Company")  as of November  30, 2014 and 2013 and the related statements of expenses,  stockholders' equity,  and cash flows for the year ended November 30, 2014 and the period  from May 24,  2013  (inception)  to  November  30,  2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013 and the related results of its operations and its cash flows for the year ended November 30, 2014 and period from May 24, 2013 (inception) to November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses from operation. This factor raises substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

--------------------------------

www.malone-bailey.com

Houston, Texas

February 25, 2015

MAXIMA GROUP INC.

BALANCE SHEETS

ASSETS	November 30, 2014	November 30, 2013
Current Assets
Cash and cash equivalents	$ 320	$ 5,055

Total Current Assets	$ 320	$ 5,055
Total Assets	$ 320	$ 5,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 930	$ -
Loan from director	5,153	699

Total Liabilities	6,083	699
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,075,000 and 5,000,000 shares issued and outstanding; respectively	6,075	5,000
Additional paid in capital	20,425	-
Accumulated deficit	(32,263)	(644)
Total Stockholders’ Equity	5,763	4,356

Total Liabilities and Stockholders’ Equity	$ 320	$ 5,055

See accompanying notes to financial statements.

MAXIMA GROUP INC.

STATEMENT OF OPERATIONS

	For the Year ended November 30, 2014	For the period from May 24, 2013 (Inception) to November 30, 2013

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional Fees	30,922	599
Bank Service Charges	697	45

TOTAL OPERATING EXPENSES	31,619	644

NET LOSS FROM OPERATIONS	(31,619)	(644)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (31,619)	$ (644)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,515,260	5,000,000

See accompanying notes to financial statements.

MAXIMA GROUP INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 23, 2013 (INCEPTION) TO NOVEMBER 30, 2013 AND FOR THE YEAR ENDED NOVEMBER 30, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, May 24, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(644)	(644)

Balance, November 30, 2013	5,000,000	$ 5,000	$ -	$ (644)	$ 4,356

Shares issued for cash at $0.02 per share	1,075,000	1,075	20,425	-	21,500
Net loss	-	-	-	(31,619)	(31,619)

Balance, November 30, 2014	6,075,000	$ 6,075	$ 20,425	$ (32,263)	$ 5,763

See accompanying notes to financial statements.

MAXIMA GROUP INC.

STATEMENT OF CASH FLOWS

	For the Year ended November 30, 2014	For the period from May 24, 2013 (Inception) to November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (31,619)	$ (644)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	930	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,689)	(644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	21,500	5,000
Loans from director	4,454	699
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,954	5,699

NET INCREASE (DECREASE) IN CASH	(4,735)	5,055
Cash, beginning of period	5,055	-
Cash, end of period	$ 320	$ 5,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

MAXIMA GROUP INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Maxima Group Inc was incorporated on May 24, 2013.  The company offers workout training via

Web-platform. Our online workout is just like working out with a personal trainer in a gym or attending a group fitness class at a studio, but it's over a live video.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $320 of cash as of November 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2013.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOANS FROM DIRECTOR

During the year November 30, 2014 and 2013; respectively, the Company borrowed $4,454 and $699 from the Director of the Company.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,153 and $699 as of November 30, 2014 and 2013, respectively

NOTE 5 – COMMON STOCK

On November 28, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the year November 30, 2014, the Company issued 1,075,000 shares of common stock for cash proceeds of $21,500 at $0.02 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of November 30, 2014, the Company had net operating loss carry forwards of $32,263 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2014	November 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 10,750	$ 219
Less: valuation allowance	(10,750)	(219)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 10,969	$ 219
Less: valuation allowance	(10,969)	(219)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $32,263 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control —Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Germans Salihovs 2360 Corporate Circle, Suite 400, Henderson NV 89074.	44	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Germans Salihovs has acted as our President, Secretary, Treasurer and sole

Director since our incorporation on May 24, 2013. January 2013 to present,

Germans Salihovs devoted his time to researching fitness industry. He researched information in books and on Internet. He also traveled to different European countries to study fitness business there.

Mr. Salihovs graduated from Latvian marine academy in 1994. He has earned a

Bachelor degree (qualification: Electro Engineering). From 1994 to 2006 Germans

Salihovs worked as Electro Engineer at various freight ships. His responsibilities were proper maintenance and repairs of the electrical systems on board of the ship as directed by the Chief Electrical Engineer.

From 2006 till present, Mr. Salihovs has been owner of Lattotal a private company in Riga, Latvia. Lattotal is in business of selling damaged cars for insurance company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer, Germans Salihovs, and a sole director, Germans Salihovs; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on May 23, 2013 until November 30, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Germans Salihovs	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
Germans Salihovs	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of November 30, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Germans Salihovs 2360 Corporate Circle, Suite 400, Henderson NV 89074. Toronto, ON, M9R 3L6 Canada	5,000,000 shares of common stock (director)	82%

The percent of class is based on 6,075,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30 2014, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended November 30, 2014, February 28, 2013, May 31, 2013 and August 31, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIMA GROUP INC.
Dated: February 25, 2015	By: /s/ Germans Salihovs
Germans Salihovs, President and Chief Executive Officer and Chief Financial Officer