Form 10-Q
period 2015-02-28
MAXIMA GROUP INC.
filed 2015-04-08
CIK 1596448

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 8, 2015
Common Stock: $0.001	243,000,000

3 | Page

MAXIMA GROUP INC.

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	February 28, 2015	November 30, 2014
Current Assets
Cash and cash equivalents	$ 72	$ 320

Total Current Assets	$ 72	$ 320
Total Assets	$ 72	$ 320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$ 930	$ 930
Loan from director	9,142	5,153

Total Liabilities	10,072	6,083

Stockholders’ Deficit
Common stock, par value $0.001; 3,000,000,000 shares authorized, 243,000,000 and 243,000,000 shares issued and outstanding respectively;	243,000	243,000
Additional paid in capital	(216,500)	(216,500)
Accumulated deficit	(36,500)	(32,263)
Total Stockholders’ Deficit	(10,000)	(5,763)

Total Liabilities and Stockholders’ Deficit	$ 72	$ 320

See accompanying notes to condensed financial statements.

4 | Page

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended February 28, 2015	Three months ended February 28, 2014

REVENUES	$ -	$ -

OPERATING EXPENSES
Bank Service Charges	57	42
Professional Fees	4,180	4,853

TOTAL OPERATING EXPENSES	4,237	4,895

NET LOSS FROM OPERATIONS	(4,237)	(4,895)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,237)	$ (4,895)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	243,000,000	243,000,000

See accompanying notes to condensed financial statements.

5 | Page

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended February 28, 2015	Three months ended February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,237)	$ (4,895)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,237)	(4,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loans from director	3,989	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,989	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(248)	(4,895)
Cash and cash equivalents, beginning of period	320	5,055
Cash and cash equivalents, end of period	$ 72	$ 160

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

6 | Page

MAXIMA GROUP INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Maxima Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United  States  of  America  have  been condensed  or  omitted  in  accordance  with  such  rules and  regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.   Although management believes the disclosures  and  information presented are adequate to make the information  not misleading,  it is suggested that  these  interim  condensed  consolidated  financial  statements  be read in conjunction with Maxima's most recent audited  financial  statements.  Operating results for the three months ended February 28, 2015 are not  necessarily indicative of the results that are expected for the year ending  November 30, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – LOANS FROM DIRECTOR

As of February 28, 2015, director loaned $9,142 for Company expenses. The loan is unsecured, non-interest bearing and due on demand.

NOTE 4 – SUBSEQUENT EVENTS

On March 23, 2015, following FINRA approval, a 40-for-1 forward split of the Common Stock of Maxima Group, Inc. (the “Company”) became effective and payable (the “Forward Split”).  The Record Date of the Forward Split, as determined by FINRA, was March 20, 2015 and the ex-dividend date is March 24, 2015.  The unanimous approval of the Forward Split by the Board of directors was made pursuant to Section 78.215 of the Nevada Revised Statutes.  The resolution also provided for an increase in the number of authorized shares of the Company’s Common Stock from 240,000,000 shares to 3,000,000,000 shares.  Pursuant to NRS78.215 and consistent with the Company’s Articles of Incorporation, there is no shareholder approval required for these actions.  The Forward Split does not require the shareholders to surrender their existing share certificates.  New certificates for the additional shares resulting from the Forward Split will be issued by the Company’s Transfer Agent.

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

Three  Months Periods Ended February 28, 2015 and 2014

Our net loss for the three months period ended February 28, 2015 and 2014 were $4,237 and $4,895. During the three months period ended February 28, 2015 and 2014 we did not generate any revenue.

During the three months period ended February 28, 2015 and 2014, our operating expenses were $4,237 and $4,895. The weighted average number of shares outstanding was 243,000,000 for the three months ending February 28, 2015.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2015

As of February 28, 2015, our total assets were $72 compared to $320 in total assets at November 30, 2014. Total assets were comprised of cash and cash equivalents only. As at February 28, 2015, our current liabilities were $10,072 compared to $6,083 at November 30, 2014. Stockholders’ equity was $ 10,000 as of February 28, 2015 compared to equity of $5,763 as of November 30, 2014.

8 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended February 28, 2015 and 2014, net cash flows used in operating activities was $4,237 and $4,895.

Cash Flows from Investing Activities

For the three months periods ended February 28, 2015 and 2014, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months periods ended February 28, 2015 and 2014, cash flows for financing activities were $3,989 received from proceeds from director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. If adequate funds are not available or are not available on acceptable terms, we will not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will, continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with the sale of common

9 | Page

shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Maxima Group Inc.
Dated: April 8, 2015	By: /s/ Germans Salihovs
Germans Salihovs, President and Chief Executive Officer and Chief Financial Officer

11 | Page