Form 10-Q
period 2015-05-31
MAXIMA GROUP INC.
filed 2015-07-20
CIK 1596448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-193500

MAXIMA GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2833 (Primary Standard Industrial Classification Number)	EIN 33-1227348 (IRS Employer Identification Number)

10963 South River Front Parkway, South Jordan, UT 84095

(888) 510-5504

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [_] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2015
Common Stock: $0.001	243,000,000

MAXIMA GROUP INC.

CONDENSED BALANCE SHEETS

(unaudited)

	May 31, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,904	$320

Total Current Assets	1,904	320
Total Assets	$1,904	$320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,890	$930
Loan from director	–	5,153

Total Liabilities	1,890	6,083

Stockholders’ Deficit
Common stock, par value $0.001; 3,000,000,000 shares authorized, 243,000,000 and 243,000,000 shares issued and outstanding respectively;	243,000	243,000
Additional paid in capital	(205,469)	(216,500)
Accumulated deficit	(37,517)	(32,263)
Total Stockholders’ Deficit	14	(5,763)

Total Liabilities and Stockholders’ Deficit	$1,904	$320

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31, 2015	Three months ended May 31, 2014	Six months ended May 31, 2015	Six months ended May 31, 2014
REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Bank Service Charges	57	334	114	394
Professional Fees	960	3,839	5,140	8,692
TOTAL OPERATING EXPENSES	1,017	4,173	5,254	9,086

NET LOSS FROM OPERATIONS	(1,017)	(4,173)	(5,254)	(9,086)
PROVISION FOR INCOME TAXES	–	–	–	–
NET LOSS	$(1,017)	$(4,173)	$(5,254)	$(9,086)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	243,000,000	202,895,640	243,000,000	201,463,720

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended May 31, 2015	Six months ended May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,254)	$(9,086)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	960	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,294)	(9,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	8,900
Loans from director	5,878	1,660
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,878	10,560

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,584	1,474
Cash and cash equivalents, beginning of period	320	5,055
Cash and cash equivalents, end of period	$1,904	$6,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

May 31, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Maxima Group Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United  States  of  America  have  been condensed  or  omitted  in  accordance  with  such  rules and  regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.   Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements  be read in conjunction with Maxima's most recent audited financial statements.  Operating results for the three and six months ended May 31, 2015 are not necessarily indicative of the results that are expected for the year ending November 30, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – LOANS FROM DIRECTOR

As of May 15, 2015, the former Director, Germans Salihovs, had loaned $11,031 to the Company. The loan was unsecured, non-interest bearing and due on demand. As part of the Change in Control, this loan to the Company was forgiven. This loan forgiveness was reflected as an adjustment to Additional Paid-In Capital.

NOTE 4 – FORWARD STOCK SPLIT

On March 23, 2015, following FINRA approval, a 40-for-1 forward split of the Common Stock of the Company became effective and payable (the “Forward Split”).  The Record Date of the Forward Split, as determined by FINRA, was March 20, 2015 and the ex-dividend date was March 24, 2015.  The unanimous approval of the Forward Split by the Board of directors was made pursuant to Section 78.215 of the Nevada Revised Statutes.  The resolution also provided for an increase in the number of authorized shares of the Company’s Common Stock from 240,000,000 shares to 3,000,000,000 shares.  Pursuant to NRS78.215 and consistent with the Company’s Articles of Incorporation, there is no shareholder approval required for these actions.  The Forward Split does not require the shareholders to surrender their existing share certificates.  New certificates for the additional shares resulting from the Forward Split will be issued by the Company’s Transfer Agent. All common stock share and per share information in the accompanying unaudited condensed financial statements and notes thereto have been adjusted to reflect retrospective application of the Forward Split, unless otherwise indicated.

NOTE 5 – CHANGE IN CONTROL

On May 15, 2015, Smash Solutions, LLC, a Delaware limited liability company, completed the purchase of 200,000,000 shares of restricted common stock of the Company in a private transaction from Germans Salihovs, who had been serving as the Company’s sole director and executive officer. The 200,000,000 shares purchased by Smash Solutions, LLC, which reflects the 40 for 1 forward split of the Company’s stock effected on March 23, 2015, represented approximately 81% of the Company’s outstanding common stock, and therefore, represented a change in control of the Company’s ownership.

Effective as of May 15, 2015, Germans Salihovs resigned as the sole director of the Company and from all of his offer positions in the Company, including President, Chief Executive Officer, Chief Financial Officer and Secretary.

Jerry J. Ulrich was appointed as the Company’s sole director, and as its President, Chief Executive Officer, Chief Financial Officer and Secretary, effective on May 15, 2015.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements.”. These statements often can be identified by the use of terms such as “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On May 15, 2015, Smash Solutions, LLC, a Delaware limited liability company, completed the purchase of 200,000,000 shares of restricted common stock of the Company in a private transaction from Germans Salihovs, who had been serving as the Company’s sole director and executive officer. The 200,000,000 shares purchased by Smash Solutions, LLC, which reflects the 40 for 1 forward split of the Company’s stock effected on March 23, 2015, represented approximately 81% of the Company’s outstanding common stock, and therefore, represented a change in control of the Company’s ownership.

In connection with the change in control, Jerry J. Ulrich was appointed as the Company’s sole director, and as its President, Chief Executive Officer, Chief Financial Officer and Secretary, effective on May 15, 2015. Germans Salihovs, the Company’s prior sole officer and director, resigned effective as of the same date.

At present, we have no employees other than our sole officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

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

Three Months Ended May 31, 2015 and 2014

Our net loss for the three months ended May 31, 2015 and 2014 were $1,017 and $4,173, respectively. During the three months ended May 31, 2015 and 2014 we did not generate any revenue.

During the three months ended May 31, 2015 and 2014, our operating expenses were $1,017 and $4,173, respectively. The weighted average number of shares outstanding was 243,000,000 and 202,895,640 for the three months ending May 31, 2015 and 2014, respectively.

Six Months Ended May 31, 2015 and 2014

Our net loss for the six months ended May 31, 2015 and 2014 were $5,254 and $9,086, respectively. During the six months ended May 31, 2015 and 2014 we did not generate any revenue.

During the six months ended May 31, 2015 and 2014, our operating expenses were $5,254 and $9,086, respectively. The weighted average number of shares outstanding was 243,000,000 and 201,463,720 for the six months ending May 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

May 31, 2015

As of May 31, 2015, our total assets were $1,904 compared to $320 in total assets at November 30, 2014. Total assets were comprised of cash and cash equivalents only. As at May 31, 2015, our current liabilities were $1,890 compared to $6,083 at November 30, 2014. Stockholders’ equity was $14 as of May 31, 2015 compared to a deficit of $5,763 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month periods ended May 31, 2015 and 2014, net cash flows used in operating activities was $4,294 and $9,086, respectively.

Cash Flows from Investing Activities

For the six months ended May 31, 2015 and 2014, the Company has not generated or used any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either Loans from our Director, or the issuance of equity. For the six month ended May 31, 2015 cash flows from financing activities were $5,878 from Loans from our Director. For the six months ended May 31, 2014 cash flows from the issuance of equity were $8,900 and cash flows from Loans from our Director were $1,660.

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

The Company expects to continue to need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. If adequate funds are not available or are not available on acceptable terms, we will not be able to take advantage of prospective new business opportunities, such as the potential transaction with Smash Solutions. We will have to raise additional funds in the next twelve months. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will, continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

On May 15, 2015, Smash Solutions, LLC acquired a controlling interest in the Company. In connection with this change in control, the Company is now focused on pursuing a transaction with Smash Solutions whereby Smash Solutions would become a wholly owned subsidiary of the Company, with the business of Smash Solutions becoming the primary operating business of the Company. No definitive agreement for this transaction has been signed as of the date of this report. Smash Solutions is an innovative software solutions firm based in Salt Lake City, Utah offering solutions such as customer relationship management, other digital-based business tools, and social and search optimization solutions.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with the sale of common shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32   Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS   XBRL Instances Document

101.SCH   XBRL Taxonomy Extension Schema Document

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB   XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maxima Group Inc.
Dated: July 20, 2015	By: /s/ Jerry J. Ulrich
Jerry J. Ulrich, President, Chief Executive Officer and Chief Financial Officer

