Form 10-Q
period 2015-08-31
MAXIMA GROUP INC.
filed 2015-10-19
CIK 1596448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

221 West Crest Street, Suite 100

Escondido, CA 92025

(858) 224-5682

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ]   No [_]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]         Accelerated filer [_]

Non-accelerated filer [_]         Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [_]  No [_]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 19, 2015
Common Stock: $0.001	243,000,000

MAXIMA GROUP INC.

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	August 31, 2015	November 30, 2014
Current Assets
Cash and cash equivalents	$–	$320
Total Current Assets	–	320
Total Assets	$–	$320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$12,610	$930
Loan from director	–	5,153
Total Liabilities	12,610	6,083

Stockholders’ Deficit
Common stock, par value $0.001; 3,000,000,000 shares authorized, 243,000,000 and 243,000,000 shares issued and outstanding respectively;	243,000	243,000
Additional paid in capital	(205,469)	(216,500)
Accumulated deficit	(50,141)	(32,263)
Total Stockholders’ Equity (Deficit)	(12,610)	(5,763)
Total Liabilities and Stockholders’ Deficit	$–	$320

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended August 31, 2015	Three months ended August 31, 2014	Nine months ended August 31, 2015	Nine months ended August 31, 2014

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Bank Service Charges	14	250	128	644
Professional Fees	12,610	6,000	17,750	14,692
TOTAL OPERATING EXPENSES	12,624	6,250	17,878	15,336
NET LOSS FROM OPERATIONS	(12,624)	(6,250)	(17,878)	(15,336)

PROVISION FOR INCOME TAXES	–	–	–	–
NET LOSS	$(12,624)	$(6,250)	$(17,878)	$(15,336)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	243,000,000	238,079,120	243,000,000	213,683,960

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended August 31, 2015	Nine months ended August 31, 2014

Net loss for the period	$(17,878)	$(15,336)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	11,680	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,198)	(15,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	23,000
Payments on Loans from Director	–	(1,468)
Borrowings on Loans from Director	5,878	1,660
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,878	23,192

NET CHANGE IN CASH AND CASH EQUIVALENTS	(320)	7,856
Cash and cash equivalents, beginning of period	320	5,055
Cash and cash equivalents, end of period	$–	$12,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed financial statements.

MAXIMA GROUP INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Maxima Group Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with Maxima's most recent audited financial statements. Operating results for the three and nine months ended August 31, 2015 are not necessarily indicative of the results that are expected for the year ending November 30, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

NOTE 5 – CHANGE IN CONTROL

On May 15, 2015, Smash Solutions, LLC, a Delaware limited liability company, completed the purchase of 200,000,000 shares of restricted common stock of the Company in a private transaction from Germans Salihovs, who had been serving as the Company’s sole director and executive officer. The 200,000,000 shares purchased by Smash Solutions, LLC, which reflects the 40 for 1 forward split of the Company’s stock effected on March 23, 2015, represented approximately 82% of the Company’s outstanding common stock, and therefore, represented a change in control of the Company’s ownership.

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

On October 16, 2015 Jerry J. Ulrich resigned from all of his positions with the Company and Miroslaw Gorny was appointed as sole Director, Chief Executive Officer, President, Secretary and Treasurer of Maxima Group Inc.

On October 19, 2015, Smash Solutions, LLC announced it has entered into an agreement to sell all 200,000,000 shares of the Company which it owns to Janus Associates, LLC. The final close of that sale is expected to be completed by November 25, 2015.

On October 19, 2015 Maxima Group Inc. announced it has acquired City Vines, LLC in a stock-for-stock transaction. City Vines, LLC, which does business under the name of Vinium, will now operate as a wholly-owned subsidiary of Maxima Group.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On May 15, 2015, Smash Solutions, LLC, a Delaware limited liability company, completed the purchase of 200,000,000 shares of restricted common stock of the Company in a private transaction from Germans Salihovs, who had been serving as the Company’s sole director and executive officer. The 200,000,000 shares purchased by Smash Solutions, LLC, which reflects the 40 for 1 forward split of the Company’s stock effected on March 23, 2015, represented approximately 82% of the Company’s outstanding common stock, and therefore, represented a change in control of the Company’s ownership.

In connection with the change in control, Jerry J. Ulrich was appointed as the Company’s sole director, and as its President, Chief Executive Officer, Chief Financial Officer and Secretary, effective on May 15, 2015. Germans Salihovs, the Company’s prior sole officer and director, resigned effective as of the same date.

On October 16, 2015 Jerry J. Ulrich resigned from all of his positions with the Company and Miroslaw Gorny was appointed as sole Director, Chief Executive Officer, President, Secretary and Treasurer of Maxima Group Inc.

On October 19, 2015, Smash Solutions, LLC announced it has entered into an agreement to sell all 200,000,000 shares of the Company which it owns to Janus Associates, LLC. The final close of that sale is expected to be completed by November 25, 2015.

On October 19, 2015 Maxima Group Inc. announced it has acquired City Vines, LLC in a stock-for-stock transaction. City Vines, LLC, which does business under the name of Vinium, will now operate as a wholly-owned subsidiary of Maxima Group.

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

Three Months Ended August 31, 2015 and 2014

Our net loss for the three months ended August 31, 2015 and 2014 were $12,624 and $6,250, respectively. During the three months ended August 31, 2015 and 2014 we did not generate any revenue.

During the three months ended August 31, 2015 and 2014, our operating expenses were $12,624 and $6,250, respectively. The weighted average number of shares outstanding was 243,000,000 and 238,079,120 for the three months ending August 31, 2015 and 2014, respectively.

Nine Months Ended August 31, 2015 and 2014

Our net loss for the nine months ended August 31, 2015 and 2014 were $17,878 and $15,336, respectively. During the nine months ended August 31, 2015 and 2014 we did not generate any revenue.

During the nine months ended August 31, 2015 and 2014, our operating expenses were $17,878 and $15,336, respectively. The weighted average number of shares outstanding was 243,000,000 and 213,683,960 for the nine months ending August 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

August 31, 2015

As of August 31, 2015, we had no assets compared to $320 in total assets at November 30, 2014. As of August 31, 2015, our current liabilities were $12,610 compared to $6,083 at November 30, 2014. Stockholders’ equity was a deficit of $12,610 as of August 31, 2015 compared to a deficit of $5,763 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month periods ended August 31, 2015 and 2014, net cash flows used in operating activities were $6,198 and $15,336, respectively.

Cash Flows from Investing Activities

For the nine months ended August 31, 2015 and 2014, the Company has not generated or used any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either Loans from our former Director, or the issuance of equity. For the nine months ended August 31, 2015 cash flows from financing activities were $5,878 from Loans from our Director. For the nine months ended August 31, 2014 cash flows from the issuance of equity were $23,000 and cash flows from Loans from our former Director were $1,660. We also repaid $1,468 of our Loans from our former Director.

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

On May 15, 2015, Smash Solutions, LLC acquired a controlling interest in the Company. In connection with this change in control, the Company intended to pursue a reverse merger with Smash Solutions with the business of Smash Solutions becoming the primary operating business of the Company. No definitive agreement for this reverse merger had been signed.

On October 19, 2015, Smash Solutions, LLC announced it has entered into an agreement to sell all 200,000,000 shares of the Company which it owns to Janus Associates, LLC. The final close of that sale is expected to be completed by November 25, 2015.

On October 19, 2015 Maxima Group Inc. announced it has acquired City Vines, LLC in a stock-for-stock transaction. City Vines, LLC, which does business under the name of Vinium, will now operate as a wholly-owned subsidiary of Maxima Group.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with the sale of common shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On October 19, 2015, Smash Solutions, LLC announced it has entered into an agreement to sell all 200,000,000 shares of the Company which it owns to Janus Associates, LLC. The final close of that sale is expected to be completed by November 25, 2015.

On October 19, 2015 Maxima Group Inc. announced it has acquired City Vines, LLC in a stock-for-stock transaction. City Vines, LLC, which does business under the name of Vinium, will now operate as a wholly-owned subsidiary of Maxima Group.

ITEM 6. EXHIBITS

Exhibits:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	XBRL exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maxima Group Inc.

Dated: October 19, 2015	By: /s/ Miroslaw Gorny

Miroslaw Gorny, President, Chief Executive Officer, Secretary and Treasurer

